Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-C6
filed 2019-11-27
CIK 1757925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-20 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.19 and 33.26, as a replacement of the report on assessment of compliance filed as Exhibits 33.19 and 33.26 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.19 and 34.26, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.19 and 34.26 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.5	Pooling and Servicing Agreement, dated as of December 1, 2018 (the “UBS 2018-C14 PSA”), by and among UBS Commercial Mortgage Securitization Corp., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 12, 2018, and filed by the registrant on December 18, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein)[4].

4.6	Pooling and Servicing Agreement, dated as of December 1, 2018 (the “WFCM 2018-C48 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 20, 2018, and filed by the registrant on January 9, 2019 under Commission File No. 333-207132-20, and is incorporated by reference herein)[5].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[6]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

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

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.19)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 33.37 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 33.37 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.19)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.16 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 34.37 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 34.37 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35	Servicer compliance statements.

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.2	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.4	Servicer compliance statement, Berkeley Point Capital LLC, dba Newmark Knight Frank, as primary servicer for the Riverwalk mortgage loan (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.5	Servicer compliance statement, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.6	Servicer compliance statement, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.8	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 35.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 35.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 35.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.14	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.15	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.17	Servicer compliance statement, Berkeley Point Capital LLC, dba Newmark Knight Frank, as primary servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 35.18 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.19	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 35.19 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-20, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of December 1, 2018, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 11, 2018, and filed by the registrant on December 11, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of December 1, 2018, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 11, 2018, and filed by the registrant on December 11, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of December 1, 2018, between Ladder Capital Finance LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 11, 2018, and filed by the registrant on December 11, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of December 1, 2018, between Cantor Commercial Real Estate Lending, L.P. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Cantor Commercial Real Estate Lending, L.P. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 11, 2018, and filed by the registrant on December 11, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).

99.5	Primary Servicing Agreement, dated as of December 1, 2018 (the “Wells-NKF Primary Servicing Agreement”), between Wells Fargo Bank, National Association, as master servicer and Berkeley Point Capital LLC, dba Newmark Knight Frank, as primary servicer (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated December 11, 2018, and filed by the registrant on December 11, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).[7]

99.6	Primary Servicing Agreement, dated as of December 1, 2018 (the “Midland-NKF Primary Servicing Agreement”), between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as primary servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 12, 2018, and filed by the registrant on December 12, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).[8]

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

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President