Form 10-K
period 2019-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-C6
filed 2020-03-30
CIK 1757925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

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

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

Citibank, N.A. (“Citibank”) is acting as the Certificate Administrator of this commercial mortgage-backed securities (“CMBS”) transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain residential mortgage-backed securities (“RMBS”) transactions. Certain of these Citibank as trustee related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the U.S. Trust Indenture Act of 1939, as amended (the “TIA”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts.  Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts.  On April 7, 2017, Citibank filed a motion for summary judgment.  Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.  On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied plaintiffs’ motion for summary judgment and ordered the clerk to close the case.  On April 20, 2018, plaintiffs filed a notice of appeal.  Plaintiffs’ opening brief was filed on August 3, 2018.  Citibank filed its opposition on November 2, 2018.  Plaintiffs filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed the plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the event of default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the FDIC as receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  The FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the TIA.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A. entities that have also been sued by the FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the court granted Citibank’s motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted.  The FDIC filed its amended complaint on December 8, 2017.  Defendants jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the court granted defendants’ joint motion to dismiss the amended complaint.  The FDIC’s deadline to file a notice of appeal was April 22, 2019.  The FDIC has not appealed.

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

Disclosure from Wells Fargo Bank, National Association, as certificate administrator and custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA, the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA, the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA, the Riverwalk II mortgage loan under the UBS 2018-C14 PSA and the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

[4]

The Riverwalk II mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Riverwalk II mortgage loan and the related companion loan(s) are serviced pursuant to the UBS 2018-C14 PSA.

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

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[6]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant
33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (see Exhibit 33.3)

[5]

The Danbury Commerce Portfolio mortgage loan, which represented approximately 2.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Danbury Commerce Portfolio mortgage loan and the related companion loan(s) are serviced pursuant to the WFCM 2018-C48 PSA.

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

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.2)

33.15

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.2)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.12)

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.13)

33.19

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.1)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.3)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.12)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.13)

33.24

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.6)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.7)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.2)

33.27

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.20)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.3)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.12)

33.30

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.13)

33.31

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.1)

33.32

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.10)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.16)

33.34

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.12)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.13)

33.36

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.6)

33.37

Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.7)

33.38

Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.8)

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

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (see Exhibit 34.3)

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.2)

34.15

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.2)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.12)

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.13)

34.19

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.1)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.3)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.12)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.13)

34.24

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.6)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.7)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.2)

34.27

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.20)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.3)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.12)

34.30

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.13)

34.31

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.1)

34.32

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.10)

34.33

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.16)

34.34

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.12)

34.35

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.13)

34.36

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.6)

34.37

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.7)

34.38

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.8)

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

35.5

Servicer compliance statement, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

35.6

Servicer compliance statement, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

35.7

Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 35.2)

35.9

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 35.2)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 35.7)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 35.1)

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 35.7)

35.14	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 35.2)

35.15	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 35.12)

35.16	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 35.7)

35.17	Servicer compliance statement, Berkeley Point Capital LLC, dba Newmark Knight Frank, as primary servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 35.1)

35.19	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 35.6)

35.20	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 35.7)

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

(b)The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

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

Date: March 30, 2020

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President