Form 10-K
period 2021-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2018-C6
filed 2022-03-30
CIK 1757925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

Item 1117 of Regulation AB

Disclosure from Wells Fargo Bank, National Association (“Wells Fargo Bank”) (i) as trustee and custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA, (ii) as trustee and custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA, (iii) as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA, (iv) as trustee and custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA and (v) as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA:

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in

New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

Item 15. Exhibits and Financial Statement Schedules.

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

4.6

Pooling and Servicing Agreement, dated as of December 1, 2018 (the “WFCM 2018-C48 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP (as successor to LNR Partners, LLC), as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 20, 2018, and filed by the registrant on January 9, 2019 under Commission File No. 333-207132-20, and is incorporated by reference herein)[5].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[6]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

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

[6]

Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as primary servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA and (ii) Argentic Services Company LP, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA, are not included in this report on Form 10-K because each of Berkeley Point Capital LLC d/b/a Newmark Knight Frank and Argentic Services Company LP performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B7 PSA, the UBS 2018-C13 PSA, the DBGS 2018-C1 PSA, the UBS 2018-C14 PSA and the WFCM 2018-C48 PSA, because the certificate administrator under each such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (see Exhibit 33.3)

33.11a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.11b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.2)

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.2)

33.14

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA

33.15a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.11a)

33.15b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.11b)

33.16

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.1)

33.17

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

33.18

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.3)

33.19a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.11a)

33.19b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.11b)

33.20

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.6)

33.21

Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.2)

33.22

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.17)

33.23

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.3)

33.24a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.11a)

33.24b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.11b)

33.25

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.1)

33.26

Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.14)

33.27a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.11a)

33.27b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.11b)

33.28

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.6)

33.29

Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.7)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

33.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

33.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.31a)

33.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 33.31b)

33.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 33.30)

33.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.31a)

33.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 33.31b)

33.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 33.30)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA (see Exhibit 34.3)

34.11a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.11b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.2)

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.2)

34.14

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA

34.15a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.11a)

34.15b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.11b)

34.16

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.1)

34.17

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

34.18

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.3)

34.19a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.11a)

34.19b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.11b)

34.20

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.6)

34.21

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.2)

34.22

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.17)

34.23

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.3)

34.24a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.11a)

34.24b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.11b)

34.25

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.1)

34.26

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.14)

34.27a

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.11a)

34.27b

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as custodian for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.11b)

34.28

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.6)

34.29

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.7)

34.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee

34.31a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.31b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

34.32a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.31a)

34.32b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 34.31b)

34.33

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 34.30)

34.34a

Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as trustee for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.31a)

34.34b

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as servicing function participant of Wells Fargo Bank, National Association, as trustee for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 34.31b)

34.35

Report on assessment of compliance with servicing criteria for asset-backed securities, Wilmington Trust, National Association, as trustee for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 34.30)

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

35.5

Servicer compliance statement, KeyBank National Association, as master servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

35.6

Servicer compliance statement, LNR Partners, LLC, as special servicer for the DUMBO Heights Portfolio mortgage loan, the Liberty Portfolio mortgage loan and the 192 Lexington Avenue mortgage loan under the Benchmark 2018-B7 PSA

35.7

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 35.2)

[7]

This annual report on Form 10-K does not include the servicer compliance statement of Argentic Services Company LP, as special servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA, because Argentic Services Company LP is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of Wells Fargo Bank, National Association as certificate administrator under the Benchmark 2018-B7 PSA, the UBS 2018-C13 PSA, the DBGS 2018-C1 PSA, the UBS 2018-C14 PSA and the WFCM 2018-C48 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

35.8

Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Shelbourne Global Portfolio I mortgage loan under the UBS 2018-C13 PSA (see Exhibit 35.2)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA (see Exhibit 35.1)

35.10	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Moffett Towers—Buildings E, F, G mortgage loan under the DBGS 2018-C1 PSA

35.11	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 35.2)

35.12	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA (see Exhibit 35.10)

35.13	Servicer compliance statement, Berkeley Point Capital LLC, dba Newmark Knight Frank, as primary servicer for the Riverwalk II mortgage loan under the UBS 2018-C14 PSA

35.14	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Danbury Commerce Portfolio mortgage loan under the WFCM 2018-C48 PSA (see Exhibit 35.1)

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

99.6	[9]

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

Primary Servicing Agreement, dated as of December 1, 2018 (the “Midland-NKF Primary Servicing Agreement”), between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as primary servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 12, 2018, and filed by the registrant on December 12, 2018 under Commission File No. 333-207132-20, and is incorporated by reference herein).[10]

(b)The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c)	Not Applicable

[10]

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

Date: March 30, 2022

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President